Form 10-Q
period 2012-10-31
REON Holdings, Inc.
filed 2012-12-17
CIK 1554241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2012

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to                     .

Commission File Number 000-54763

REON Holdings, Inc.

(Exact name of registrant as specified in its charter)

Nevada	45-5296714
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Songzhuangzhen Wangdu 3 Jie 19Hao 204Shi, Tongzhouqu, Beijing, China	N/A
(Address of principal executive offices)	(Zip Code)

(86) 10 5129 5695

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of December 14, 2012, there were 100,000 shares, $0.001 par value per share, of common stock issued and outstanding.

Table of Contents

REON HOLDINGS, INC.

FORM 10-Q

October 31, 2012

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements”. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS QUARTERLY REPORT ON FORM 10-Q

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to REON Holdings, Inc. (f/k/a Troy Inc.). “SEC” refers to the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

REON HOLDINGS, INC.

(f/k/a Troy Inc.)

(A Development Stage Company)

BALANCE SHEETS

	October 31, 2012	April 30, 2012
	(Unaudited)
ASSETS
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$6,679	$1,500
Loan payable – related party	2,189	364
Total Liabilities	8,868	1,864

Stockholders’ Deficiency:
Preferred stock ($0.001 par value, 10,000,000 shares authorized, no shares
issued and outstanding on October 31, 2012 and April 30, 2012)	-	-
Common stock ($0.001 par value, 100,000,000 shares authorized, 100,000
shares issued and outstanding on October 31, 2012 and April 30, 2012)	100	100
Additional paid in capital	9,900	900
Deficit accumulated during the development stage	(18,868)	(2,864)
Total Stockholders’ Deficiency	(8,868)	(1,864)
Total Liabilities and Stockholders’ Deficiency	$-	$-

See accompanying notes to financial statements.

REON HOLDINGS, INC.

(f/k/a Troy Inc.)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

 (UNAUDITED)

	For the Three Months Ended October 31, 2012	For the Six Months Ended October 31, 2012	For the Period from April 27, 2012 (Inception) to October 31, 2012
Operating expenses:
Professional fees	$3,601	$6,679	$8,543
General and administrative	2,500	9,325	10,325
Total operating expenses	6,101	16,004	18,868

Other income (expense):
Interest expenses	-	-	-
Total other income (expense)	-	-	-

Loss from operations before income taxes	(6,101)	(16,004)	(18,868)
Provision for income taxes	-	-	-
Net loss	$(6,101)	$(16,004)	$(18,868)

Basic and diluted weighted average shares	100,000	100,000
Basic and diluted loss per share	$(0.06)	$(0.16)

See accompanying notes to financial statements.

REON HOLDINGS, INC.

(f/k/a Troy Inc.)

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

For the Period from April 27, 2012 (Inception) to October 31, 2012

 (UNAUDITED)

	Preferred Stock		Common Stock
	Share	Amount	Share	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficiency
Common stock issued for services by founder ($0.01/share)	-	$-	100,000	$100	$900	$-	$1,000
Net loss for the four day period ending April 30, 2012	-	-	-	-	-	(2,864)	(2,864)
Balance, April 30, 2012	-	-	100,000	100	900	(2,864)	(1,864)
In kind of contribution of services	-	-	-	-	9,000	-	9,000
Net loss for the six months ending October 31, 2012	-	-	-	-	-	(16,004)	(16,004)
Balance, October 31, 2012	-	$-	100,000	$100	$9,900	$(18,868)	$(8,868)

See accompanying notes to financial statements.

REON HOLDINGS, INC.

(f/k/a Troy Inc.)

 (A Development Stage Company)

STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	For the Six Months Ended October 31, 2012	For the Period from April 27, 2012 (Inception) to October 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,004)	$(18,868)
Adjustments to reconcile net loss to net cash
used in operating activities:
In kind of contribution of services	9,000	9,000
Common stock issued for services	-	1,000
Changes in operating assets and liabilities:
Accounts payable	(5,179)	6,679
Net cash used in operating activities	(1,825)	(2,189)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable – related party	1,825	2,189
Net cash provided by financing activities	1,825	2,189
NET INCREASE IN CASH	-	-
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest expense paid	$-	$-
Income tax paid	$-	$-

See accompanying notes financial statements.

REON HOLDINGS, INC.

(f/k/a Troy Inc.)

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 1—ORGANIZATION, BUSINESS AND OPERATIONS

REON Holdings, Inc. (f/k/a Troy Inc.) a development stage company (the “Company”) was incorporated under the laws of the State of Nevada on April 27, 2012. The Company was organized to provide business services and financing to emerging growth entities.

The Company was formed to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. It has been in the developmental stage since inception and has no operations to date. It will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will normally take the form of a merger, stock- for-stock exchange or stock-for-assets exchange. In most instances, the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that it will be successful in locating or negotiating with any target company.

Activities during the development stage include developing a business plan and raising capital. Until a business combination is completed, the sole stockholder anticipates funding the Company’s operating costs through the completion of a business combination. There is no assurance that the Company will be able to successfully complete a business combination

NOTE 2—DEVELOPMENT STAGE COMPANY

The Company has not generated significant revenues to date; accordingly, the Company is considered a development stage enterprise as defined in FASB Accounting Standards Codification 915 “Development Stage Entities” (“ASC 915”). The Company is subject to a number of risks similar to those of other companies in an early stage of development.

REON HOLDINGS, INC.

(f/k/a Troy Inc.)

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $8,868 and an accumulated deficit of $18,868 as of October 31, 2012 and has incurred significant losses since inception. Further losses are anticipated in the development of an intended business plan. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected. Given the Company’s limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company will depend almost exclusively on outside capital to complete the development of a business plan. Such outside capital will include proceeds from the issuance of equity securities and may include commercial borrowing. There can be no assurance that capital will be available as necessary to meet these development costs or, if the capital is available, that it will be on terms acceptable to the Company.

The issuances of additional equity securities by the Company may result in a significant dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments.

Interim Financial Statements

These unaudited financial statements as of and for the six months ended October 31, 2012, and for the period from April 27, 2012 (Inception) to October 31, 2012, reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month and six month periods ended October 31, 2012 are not necessarily indicative of results for the entire year ending April 30, 2013.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At October 31, 2012, the Company had no cash equivalents.

Basic and Diluted Loss per Share

The Company reports loss per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the first six months ended October 31, 2012. However, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company’s net loss.

REON HOLDINGS, INC.

(f/k/a Troy Inc.)

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted ASC 820, Fair Value Measurements and Disclosure (“ASC 820”) for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

ASC 820 defines fair value as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company did not identify any assets and liabilities that are required to be presented on the condensed consolidated balance sheets at fair value in accordance with the relevant accounting standards.

The carrying values of accounts payables and debts approximate their fair values due to the short maturities of these instruments.

Related parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. All transactions shall be recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as a distribution to related party.

REON HOLDINGS, INC.

(f/k/a Troy Inc.)

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company accounts for income taxes under the provisions of Section 740-10-30 of the FASB Accounting Standards Codification, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. The Company did not have any deferred tax assets or liabilities as of October 31, 2012.

Recently Issued Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 4—LOAN PAYABLE – RELATED PARTY

On April 27, 2012, the Company issued 100,000 shares of common stock to its founders (the former principal shareholder - see Note 7) having a fair value of $1,000 ($0.01/share) in exchange for services provided.

During the six months ended October 31, 2012, the founder (former principal shareholder) of the Company contributed services having a fair value of $9,000.

As of October 31, 2012, Europa Capital (a related party of the former principal shareholder) paid expenses of $2,189 on behalf of the Company. This amount is recorded as related party loan payable.

NOTE 5—STOCKHOLDERS’ DEFICIENCY

Stock Issued for Services

On April 27, 2012, the Company issued 100,000 shares of common stock to its founder having a fair value of $1,000 ($0.01/share) in exchange for services provided.

In-Kind Contribution

For the six months ended October 31, 2012, the founder of the Company contributed services having a fair value of $9,000.

REON HOLDINGS, INC.

(f/k/a Troy Inc.)

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 6—GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with limited operations. The Company has a net loss of $18,868 from inception, a working capital deficit and stockholders’ deficiency of $8,868 at October 31, 2012, and used $2,189 cash in operations from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to provide the Company with additional loans as needed and is seeking a merger target to implement its strategic plans. Management feels these actions provide the opportunity for the Company to continue as a going concern.

NOTE 7—SUBSEQUENT EVENT

On November 27, 2012, the Company entered into and closed a Stock Purchase Agreement (the “Purchase Agreement”) with Peter Coker, the former sole director and officer of the Company (the “Seller”), and Zhongxin Li (the “Purchaser”), under which the Purchaser purchased 100,000 shares of common stock, par value $0.001 per share, of the Company (the “Shares”), for an aggregate purchase price of $20,000, payable in full to the Seller. The Shares represent all of the Seller’s interest in and to any securities of the Company, and make up 100% of the issued and outstanding shares of the Company’s common stock. The Purchaser subsequent to the Purchase Agreement was appointed by the board of directors as the Company’s new President, Chief Executive Officer, Chief Financial Officer and sole director pursuant to a written consent of directors. The Seller in conjunction with the Purchase Agreement resigned as the Company’s director, President and Secretary.

On November 28, 2012, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada to change its name from “Troy, Inc.” to “REON Holdings, Inc.” and to increase the total number of authorized shares to 1,500,000,000 of which 1,000,000,000 shares shall be common stock, par value $0.001 per share and 500,000,000 shares shall be preferred stock, par value $0.001 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Overview

The Company was incorporated in the State of Nevada on April 27, 2012. The Company was formed as a vehicle to pursue a business combination and has not yet made any efforts to identify possible business combinations. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target businesses. The business purpose of the Company is to seek the acquisition of or merger with an existing company. The Company selected April 30th as its fiscal year end.

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

Form of Acquisition

The manner in which the Registrant participates in a potential business opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Registrant and the promoters of the opportunity, and the relative negotiating strength of the Registrant and such promoters.  We do not intend to solicit prospective investors for any transaction. The Company has not commenced our efforts to locate a merger candidate and will not do so until it clears all comments with the SEC.  We will rely on word of mouth to locate potential merger candidates.

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

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Registrant, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval. Regardless of the number of stockholders, we intend to provide our stockholders with complete disclosure concerning a possible target entity and its business, including audited financial statements (if available to us) prior to any merger or acquisition. If the business combination is between a shell company and a private operating company whereby the registrant ceases to be a shell company, a Form 8-K that includes Items 2.01, 5.01, 5.06 and 9.01 will be filed no later than four business days after the consummation of the acquisition and that the Form 8-K will also include for the private operating company all content required by a Form 10 initial registration statement.

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

Subsequent Events

On November 27, 2012, the Company entered into and closed a Stock Purchase Agreement (the “Purchase Agreement”) with Peter Coker, the former sole director and officer of the Company (the “Seller”), and Zhongxin Li (the “Purchaser”), under which the Purchaser purchased 100,000 shares of common stock, par value $0.001 per share, of the Company (the “Shares”), for an aggregate purchase price of $20,000, payable in full to the Seller. The Shares represent all of the Seller’s interest in and to any securities of the Company, and make up 100% of the issued and outstanding shares of the Company’s common stock. The Purchaser subsequent to the Purchase Agreement was appointed by the board of directors as the Company’s new President, Chief Executive Officer, Chief Financial Officer and sole director pursuant to a written consent of directors. The Seller in conjunction with the Purchase Agreement resigned as the Company’s director, President and Secretary.

The analysis of new business opportunities will be undertaken by or under the supervision of Zhongxin Li, the sole officer and director of the Registrant. As of this date, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. The Registrant has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Registrant will consider the following kinds of factors:

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

On November 28, 2012, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada to change its name from “Troy, Inc.” to “REON Holdings, Inc.” and to increase the total number of authorized shares to 1,500,000,000 of which 1,000,000,000 shares shall be common stock, par value $0.001 per share and 500,000,000 shares shall be preferred stock, par value $0.001 per share.

Results of Operation

We have not had any operating income since inception. For the three months and six months ended October 31, 2012, we incurred a net loss of $6,101 and $16,004, respectively. Since inception we have incurred a net loss of $18,868. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At October 31, 2012, we had cash of $0. We intend to rely upon the issuance of common stock and loans from our stockholder to fund administrative expenses pending acquisition of an operating company. However, our stockholder is under no obligation to provide such funding.

Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

As discussed above, we incurred a net loss of $16,004 for the six months ended October 31, 2012. Cash used in operating activities during the six months ended October 31, 2012 was $1,825. As of October 31, 2012, we had a stockholders’ deficiency of $8,868. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Zhongxin Li, the sole director and officer of the Company, supervises the search for target companies as potential candidates for a business combination. Zhongxin Li will pay, at his own expense, any costs he incurs in supervising the search for a target company, although he is under no obligation to do so. Zhongxin Li may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants.

Recently Issued Accounting Pronouncements

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, we have not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

Off Balance Sheet Items

Under SEC regulations, we are required to disclose off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

●	any obligation under certain guarantee contracts,

●	any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets,

●	any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in shareholder equity in our statement of financial position, and

●	any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates. The Company does not undertake any specific actions to limit those exposures.

Item 4.	Controls and Procedures

Evaluation of our Disclosure Controls

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer has evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon his controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our Disclosure Controls are not effective as of the end of the period covered by this report, due to a material weakness identified below.

Management’s Report of Internal Control over Financial Reporting.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, a public company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) including those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of October 31, 2012. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

During this evaluation, the Company identified a material weakness in its internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness consists of, as of the end of the period covered by this report, limited resources and limited number of employees, namely the lack of an audit committee, an understaffed financial and accounting function, and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls.

Based on our assessment and the criteria discussed above, the Company has concluded that, as of October 31, 2012, the Company’s internal control over financial reporting was not effective as a result of the aforementioned material weakness.

Notwithstanding the material weakness in the Company’s internal control over financial reporting and the Company’s consequently ineffective disclosure controls and procedures discussed above, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with the U. S. generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the fourth fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.	Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Document

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Principal Executrive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed with this report.

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

+In accordance with SEC Release 3308238, Exhibit 32.1 is being furnished with this report

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REON HOLDINGS, INC.

December 17, 2012	By	/s/Zhongxin Li
Zhongxin Li
President, Chief Executive Officer, and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

