Form 10-Q
period 2013-01-31
REON Holdings, Inc.
filed 2013-03-19
CIK 1554241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2013

or

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

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of March 6, 2013, there were 100,000 shares of common stock, par value $0.001 per share, issued and outstanding.

Table of Contents

REON HOLDINGS, INC.

FORM 10-Q

January 31, 2013

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements.”. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

CERTAIN TERMS USED IN THIS QUARTERLY REPORT ON FORM 10-Q

Unless the context otherwise indicates, references in this report to the terms “we,” “us,” “our,” and the “Company” refer to REON Holdings, Inc. (formerly known as Troy Inc.).

PART I     FINANCIAL INFORMATION

Item 1.	Financial Statements.

REON HOLDINGS, INC.

(f/k/a Troy Inc.)

(A Development Stage Company)

BALANCE SHEETS

	January 31, 2013	April 30, 2012
	(Unaudited)
ASSETS
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$8,017	$1,500
Loan payable – related party	6,189	364
Total Liabilities	14,206	1,864

Stockholders’ Deficiency:
Preferred stock ($0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding on January 31, 2013 and April 30, 2012)	-	-
Common stock ($0.001 par value, 100,000,000 shares authorized, 100,000 shares issued and outstanding on January 31, 2013 and April 30, 2012)	100	100
Additional paid in capital	9,900	900
Deficit accumulated during the development stage	(24,206)	(2,864)
Total Stockholders’ Deficiency	(14,206)	(1,864)
Total Liabilities and Stockholders’ Deficiency	$-	$-

See accompanying notes to financial statements.

REON HOLDINGS, INC.

(f/k/a Troy Inc.)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended January 31, 2013	For the Nine Months Ended January 31, 2013	For the Period from April 27, 2012 (Inception) to January 31, 2013
Operating expenses:
Professional fees	$5,338	$12,017	$13,881
General and administrative	-	9,325	10,325
Total operating expenses	5,338	21,342	24,206

Other income (expense):
Interest expenses	-	-	-
Total other income (expense)	-	-	-

Loss from operations before income taxes	(5,338)	(21,342)	(24,206)
Provision for income taxes	-	-	-
Net loss	$(5,338)	$(21,342)	$(24,206)

Basic and diluted weighted average shares	100,000	100,000
Basic and diluted loss per share	$(0.05)	$(0.21)

See accompanying notes to financial statements.

REON HOLDINGS, INC.

(f/k/a Troy Inc.)

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

For the Period from April 27, 2012 (Inception) to January 31, 2013

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Deficit Accumulated During Development	Total Stockholders’
	Share	Amount	Share	Amount	Capital	Stage	Deficiency
Common stock issued for services to founder ($0.01/share)	-	$-	100,000	$100	$900	$-	$1,000
Net loss for the four day period ending April 30, 2012	-	-	-	-	-	(2,864)	(2,864)
Balance, April 30, 2012	-	-	100,000	100	900	(2,864)	(1,864)
In kind of contribution of services	-	-	-	-	9,000	-	9,000
Net loss for the nine months ending January 31, 2013	-	-	-	-	-	(21,342)	(21,342)
Balance, January 31, 2013	-	$-	100,000	$100	$9,900	$(24,206)	$(14,206)

See accompanying notes to financial statements.

REON HOLDINGS, INC.

(f/k/a Troy Inc.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended January 31, 2013	For the Period from April 27, 2012 (Inception) to January 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,342)	$(24,206)
Adjustments to reconcile net loss to net cash
used in operating activities:
In kind of contribution of services	9,000	9,000
Common stock issued for services	-	1,000
Changes in operating assets and liabilities:
Accounts payable	6,517	8,017
Net cash used in operating activities	(5,825)	(6,189)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable – related party	5,825	6,189
Net cash provided by financing activities	5,825	6,189
NET INCREASE IN CASH	-	-
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest expense paid	$-	$-
Income tax paid	$-	$-

See accompanying notes financial statements.

REON HOLDINGS, INC.

(f/k/a Troy Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1—ORGANIZATION, BUSINESS AND OPERATIONS

REON Holdings, Inc. (f/k/a Troy Inc.) (a development stage company) (the “Company”) was incorporated under the laws of the State of Nevada on April 27, 2012. The Company was organized to provide business services and financing to emerging growth entities.

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

Activities during the development stage include developing a business plan and raising capital. Until a Business Combination is completed, the sole stockholder anticipates funding the Company’s operating costs through the completion of a Business Combination. There is no assurance that the Company will be able to successfully complete a Business Combination.

NOTE 2—DEVELOPMENT STAGE COMPANY

The Company has not generated significant revenues to date; accordingly, the Company is considered a development stage enterprise as defined in Accounting Standards Codification 915, “Accounting and Reporting for Development Stage Companies.” The Company is subject to a number of risks similar to those of other companies in an early stage of development.

REON HOLDINGS, INC.

(f/k/a Troy Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $14,206 and an accumulated deficit of $24,206 as of January 31, 2013 and has incurred significant losses since inception. Further losses are anticipated in the development of an intended business plan. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected. Given the Company’s limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Interim Financial Statements

These unaudited financial statements as of and for the nine months ended January 31, 2013, and for the period from April 27, 2012 (Inception) to January 31, 2013, reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month and nine month periods ended January 31, 2013 are not necessarily indicative of results for the entire year ending April 30, 2013.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At January 31, 2013, the Company had no cash equivalents.

Basic and Diluted Loss per Share

The Company reports loss per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the first nine months ended January 31, 2013. However, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company’s net loss.

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

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company accounts for income taxes under the provisions of Section 740-10-30 of the FASB Accounting Standards Codification, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. The Company did not have any deferred tax assets or liabilities as of January 31, 2013.

Recently Issued Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 4—LOAN PAYABLE – RELATED PARTY

On April 27, 2012, the Company issued 100,000 shares of common stock to its founders having a fair value of $1,000 ($0.01/share) in exchange for services provided.

For the nine months ended January 31, 2013, the founder of the Company contributed services having a fair value of $9,000.

As of January 31, 2013, Europa Capital (a related party of the former principal shareholder) paid expenses of $2,189 on behalf of the Company. This amount is recorded as related party loan payable.

NOTE 5—STOCKHOLDERS’ DEFICIENCY

Stock Issued for Services

On April 27, 2012, the Company issued 100,000 shares of common stock to its founders having a fair value of $1,000 ($0.01/share) in exchange for services provided.

In-Kind Contribution

For the nine months ended January 31, 2013, the founder of the Company contributed services having a fair value of $9,000.

REON HOLDINGS, INC.

(f/k/a Troy Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6—GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with limited operations. The Company has a net loss of $24,206 from inception, a working capital deficit and stockholders’ deficiency of $14,206 at January 31, 2013, and used $6,189 cash in operations from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to provide the Company with additional loans as needed and is seeking a merger target to implement its strategic plans. Management feels these actions provide the opportunity for the Company to continue as a going concern.

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

On November 28, 2012, the Company filed a Certificate of Amendment to its Articles of Incorporation (the “Amendment”) with the Secretary of State of the State of Nevada to change its name from “Troy, Inc.” to “REON Holdings, Inc.” (the “Name Change”), to increase the total number of authorized shares to 1,500,000,000 of which 1,000,000,000 shares shall be common stock, par value $0.001 per share and 500,000,000 shares shall be preferred stock, par value $0.001 per share (the “Authorized Share Increase”).

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

The analysis of new business opportunities will be undertaken by or under the supervision of Zhongxin Li, the sole officer and director of the Company. As of this date, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. The Company has flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Registrant will consider the following kinds of factors:

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

In applying the foregoing criteria, no single factor will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Form of Acquisition

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.  We do not intend to solicit prospective investors for any transaction. The Company has not commenced our efforts to locate a merger candidate and will not do so until it clears all comments with the SEC.  We will rely on word of mouth to locate potential merger candidates.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders of the Company would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders of the Company may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The stockholders of the Company before the consummation of a reorganization transaction will likely not have control of a majority of the voting securities of the Company following such a transaction. As part of such a transaction, all, or a majority of, the Company's directors may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval. Regardless the number of shareholders, we intend to provide our shareholders with complete disclosure concerning a possible target entity and its business, including audited financial statements (if available to us) prior to any merger or acquisition. If the business combination is between a shell company and a private operating company whereby the Company ceases to be a shell company, a Form 8-K that includes Items 2.01, 5.01, 5.06 and 9.01 will be filed no later than four business days after the consummation of the acquisition and that the Form 8-K will also include for the private operating company all content required by a Form 10 initial registration statement.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

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

Recent Developments

On November 27, 2012, the Company entered into and closed a Stock Purchase Agreement (the “Purchase Agreement”) with Peter Coker, the former sole director and officer of the Company (the “Seller”), and Zhongxin Li (the “Purchaser”), under which the Purchaser purchased 100,000 shares of common stock, par value $0.001 per share, of the Company (the “Shares”), for an aggregate purchase price of $20,000, payable in full to the Seller. The Shares represent all of the Seller’s interest in and to any securities of the Company and 100% of the issued and outstanding shares of the Company’s common stock. The Purchaser subsequent to the Purchase Agreement was appointed by the board of directors as the Company’s new President, Chief Executive Officer, Chief Financial Officer and sole director pursuant to a written consent of directors. The Seller in conjunction with the Purchase Agreement resigned as the Company’s director, President and Secretary.

On November 28, 2012, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada to (i) change its name from “Troy, Inc.” to “REON Holdings, Inc.” (the “Name Change”), (ii) increase the total number of authorized shares to 1,500,000,000 of which 1,000,000,000 shares are common stock, par value $0.001 per share and 500,000,000 shares are preferred stock, par value $0.001 per share.

Results of Operation

We have not had any operating income since inception. For the three months and nine months ended January 31, 2013, we incurred a net loss of $5,338 and $21,342, respectively. Since inception we have incurred a net loss of $24,206. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At January 31, 2013, we had cash of $0. We intend to rely upon the issuance of common stock and loans from shareholder to fund administrative expenses pending acquisition of an operating company. However, our shareholder is under no obligation to provide such funding.

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

As discussed above, we incurred a net loss of $21,342 for the nine months ended January 31, 2013. Cash used in operating activities during the nine months ended January 31, 2013 was $5,825. As of January 31, 2013, we had a stockholders’ deficiency of $14,206. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Evaluation of our Disclosure Controls

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer has evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon his controls evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our Disclosure Controls are not effective as of the end of the period covered by this report, due to a material weakness identified below.

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

Based on our assessment and the criteria discussed above, our Chief Executive Officer and Chief Financial Officer has concluded that, as of January 31, 2013, the Company’s internal control over financial reporting was not effective as a result of the aforementioned material weakness.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the past fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

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

Item 1A.	Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Document
31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed with this report.

**Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.

+In accordance with SEC Release 3308238, Exhibit 32.1 is being furnished with this report

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REON HOLDINGS, INC.

March 18, 2013	By	/s/Zhongxin Li
Zhongxin Li
President, Chief Executive Officer, and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

